Form 10-K
period 2021-12-31
Capital One Prime Auto Receivables Trust 2020-1; Capital One Auto Receivables LLC
filed 2022-03-25
CIK 1799766, 1133438

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
For the fiscal year ended December 31, 2021
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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	[Reserved.]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B:	Other Information.
None.

Item 9C:	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.
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

Capital One Auto Receivables, LLC, as Depositor

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President

Date:	March 25, 2022
* Thomas A. Feil is the senior officer in charge of securitization of Capital One Auto Receivables, LLC